Form 10-Q
period 1996-06-30
KEYSTONE INVESTMENTS INC; KEYSTONE INVESTMENT MANAGEMENT CO
filed 1996-08-13
CIK 907243, 907244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996


                        Commission File Number 033-64506

                           KEYSTONE INVESTMENTS, INC.
                     KEYSTONE INVESTMENT MANAGEMENT COMPANY
           (Exact name of registrants as specified in their charters)

           Delaware                              04-3071173 / 04-1504645
(State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)

200 Berkeley Street, Boston, Massachusetts             02116-5034
(Address of principal executive offices)               (Zip Code)

                                 (617) 210-3200
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    YES X        NO _.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
    Class                                         at June 30, 1996
- ---------------------------------              -------------------------
Keystone Investments, Inc.:
    Common Stock, $0.01 par value                     4,983,304
Keystone Investment Management Company:
    Common Stock, $0.01 par value                         1,000




                                            1 of 21

                           KEYSTONE INVESTMENTS, INC.
                     KEYSTONE INVESTMENT MANAGEMENT COMPANY

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1996



                                                                                          Page
Part I:     Financial Information

            Item 1: Financial Statements

                Consolidated Balance Sheets at June 30, 1996 (unaudited)
                   and December 31, 1995.................................................... 3

                Consolidated Statements of Operations (unaudited) for the
                    three months and the six months ended June 30, 1996 and 1995 ........... 4

                Consolidated Statements of Cash Flows (unaudited) for the
                    six months ended June 30, 1996 and 1995..................................5

                Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    (unaudited) for the six months ended June 30, 1996.......................6

                Notes to Unaudited Interim Consolidated Financial Statements.................7

            Item 2: Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................................12

Part II:    Other Information...............................................................17

Signatures..................................................................................21

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)
                                     -------

                                                                       June 30,      December 31,
                                                                         1996            1995
                                                                     -------------  ---------------
                                                                     (unaudited)
                                              ASSETS

Current assets:
   Cash and cash equivalents                                              $33,716          $34,729
   Short-term investments in an affiliated mutual fund                      5,021            5,011
   Receivables from affiliated mutual funds                                 1,452            1,423
   Accounts receivable and accrued income                                   2,422            1,541
   Prepaid expenses and other assets                                        2,162            2,605
                                                                     -------------  ---------------
        Total current assets                                               44,773           45,309

Intangible assets, net                                                     34,959           37,711
Fixed assets, net                                                           2,555            2,201
Investments in affiliated mutual funds                                      2,084              733
Other investments                                                           2,688            2,807
Deferred financing costs                                                    4,908            5,136
Unamortized commissions (Note D)                                           32,870           29,512
Deferred charges and other assets                                           2,325            2,397
                                                                     -------------  ---------------
        Total assets                                                     $127,162         $125,806
                                                                     =============  ===============

                                           LIABILITIES

Current liabilities:
   Accrued compensation                                                    $4,348           $7,063
   Accrued interest                                                         4,713            4,713
   Accounts payable and other accrued expenses                              5,647            6,058
   Income taxes payable (Note C)                                              967              ---
   Payable to affiliated mutual funds                                       1,097            2,648
                                                                     -------------  ---------------
        Total current liabilities                                          16,772           20,482

Long-term debt:
   Senior Secured Notes                                                   145,000          145,000

Other liabilities                                                          10,421            9,596
Deferred income taxes (Note C)                                              9,597            9,096
                                                                     -------------  ---------------
        Total liabilities                                                 181,790          184,174

                                  STOCKHOLDERS' EQUITY (DEFICIT)

Total stockholders' equity (deficit) (Note E)                             (54,628)         (58,368)
                                                                     -------------  ---------------
        Total liabilities and stockholders' equity (deficit)             $127,162         $125,806
                                                                     =============  ===============


        See notes to unaudited interim consolidated financial statements.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                     -------

                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                  June 30,
                                                                   -------------------------  -------------------------
                                                                      1996         1995          1996         1995
                                                                   ------------ ------------  -------------- ----------
Revenues:
     Mutual fund management fees                                       $14,288      $13,139       $28,345      $25,982
     Distribution fees (Note D)                                         14,158       12,057        29,322       22,775
     Sales commissions                                                   2,309        2,410         4,691        5,075
     Transfer agent fees                                                 5,132        4,920        10,239        9,921
     Investment income                                                     536          461         1,027          923
     Other income                                                        2,327        1,593         4,190        3,309
                                                                   ------------ ------------  -------------- ----------
          Total revenues                                                38,750       34,580        77,814       67,985
                                                                   ------------ ------------  -------------- ----------
Expenses:
     Compensation and employee benefits                                 12,119       10,318        24,469       20,805
     Broker-dealer commissions (Note D)                                  9,422       10,651        18,756       20,668
     Amortization and depreciation                                       1,665        1,683         3,316        3,366
     Interest                                                            3,534        3,542         7,070        7,085
     Other                                                               9,385        7,192        17,257       13,878
                                                                   ------------ ------------  -------------- ----------
          Total expenses                                                36,125       33,386        70,868       65,802
                                                                   ------------ ------------  -------------- ----------
Income before provision for income taxes                                 2,625        1,194         6,946        2,183

Provision for income taxes (Note C)                                      1,203          561         3,182        1,068
                                                                   ------------ ------------  -------------- ----------
Net income                                                              $1,422         $633        $3,764       $1,115
                                                                   ============ ============  ============== ==========

Earnings per share (Note B)                                              $0.26        $0.12         $0.69        $0.21
                                                                   ============ ============  ============== ==========

        See notes to unaudited interim consolidated financial statements.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                     -------

                                                                    Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                  1996          1995
                                                               ------------  -----------
Net cash flows from operating activities:

 Net income                                                         $3,764       $1,115
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Amortization and depreciation                                    3,316        3,366
    Amortization of broker-dealer commissions                       14,121        7,975
    Deferred commissions                                           (17,479)      (4,866)
    Changes in assets and liabilities:
      Accrued compensation                                          (2,715)      (1,337)
      Payable to affiliated mutual funds                            (1,551)        (292)
      Accounts receivable and accrued income                          (881)        (222)
      Accounts payable and other accrued expenses                     (411)      (2,124)
      Income taxes payable                                             967       (1,393)
      Other liabilities                                                825          376
      Deferred income taxes                                            501         (662)
      Prepaid expenses and other current assets                        443       (2,816)
      Deferred charges and other assets                                 72       (1,081)
    Other, net                                                        (133)        (194)
                                                               ------------  -----------
     Net cash provided by (used in) operating activities               839       (2,155)
                                                               ------------  -----------

Cash flows provided by (used in) investing activities:
 Investments in affiliated mutual funds                             (1,200)         (21)
 Additions to fixed assets                                            (688)        (155)
 Other, net                                                            ---          278
                                                               ------------  -----------
     Net cash provided by (used in) investing activities            (1,888)         102
                                                               ------------  -----------

Cash flows provided by (used in) financing activities:
 Proceeds from exercise of employee stock options                      ---          173
 Purchase of treasury stock                                           (133)      (2,167)
 Issuance of treasury stock                                            169          951
                                                               ------------  -----------
     Net cash provided by (used in)  financing activities               36       (1,043)
                                                               ------------  -----------

Decrease in cash and cash equivalents                               (1,013)      (3,096)
Cash and cash equivalents, beginning of period                      34,729       28,826
                                                               ------------  -----------
Cash and cash equivalents, end of period                           $33,716      $25,730
                                                               ============  ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                    $7,070       $7,085
   Income taxes paid                                                $1,238       $2,867

        See notes to unaudited interim consolidated financial statements.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  for the six-month period ended June 30, 1996

                                 (in thousands)

                                   (unaudited)
                                     -------

                                                                                           Treasury      Total
                                           Common   Additional              Net unrealized  stock     stockholders'
                                           stock     paid-in    Accumulated    gain on     (at cost)     equity
                                          (Note E)   capital      deficit    investments   (Note E)    (deficit)
                                          --------- ----------- ------------ ------------ ----------- ------------
Balance, December 31, 1995                     $53     $14,089     ($69,436)        $358     ($3,432)    ($58,368)

   Net income, six months ended
      June 30, 1996                            ---         ---        3,764          ---         ---        3,764
   Net unrealized loss on investments          ---         ---          ---          (60)        ---          (60)
   Treasury stock purchased (7,990 shares)     ---         ---          ---          ---        (133)        (133)
   Treasury stock issued (9,631 shares)        ---         ---          ---          ---         169          169
                                          --------- ----------- ------------ ------------ ----------- ------------
Balance, June 30, 1996                         $53     $14,089     ($65,672)        $298     ($3,396)    ($54,628)
                                          ========= =========== ============ ============ =========== ============


        See notes to unaudited interim consolidated financial statements.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


A.    General

      The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods presented. Certain 1995 amounts have been reclassified to conform to current-year presentation. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the audited consolidated financial statements of Keystone Investments, Inc. ("KI") and Subsidiaries (collectively, the "Company") included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

B.    Earnings Per Share

      Earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding for the six-month periods ended June 30, 1996 and 1995 of 5,434,304 and 5,344,247, respectively, and for the three-month periods ended June 30, 1996 and 1995 of 5,470,416 and 5,341,594, respectively. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect in years when there are earnings. Earnings per common share and common share equivalent assuming full dilution have not been presented because there are no additional dilutive common share equivalents.

C.    Income Taxes

      The Company files consolidated federal and state income tax returns. The consolidated federal and state income tax provisions for the six-month periods ended June 30, 1996 and 1995 include the following (in thousands):

                                       Federal         State          Total
          1996
              Current                  $ 1,815       $   616        $ 2,431
              Deferred                     643           108            751
                                       -------       -------        -------
                                       $ 2,458       $   724        $ 3,182
                                       =======       =======        =======

          1995
              Current                 $  1,103       $   476        $ 1,579
              Deferred                    (263)         (248)          (511)
                                      --------       -------       --------
                                      $    840       $   228        $ 1,068
                                      ========       =======        =======

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES


    NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS - continued



C.     Income Taxes - continued

       Reconciliations between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes for the six-month periods ended June 30, 1996 and 1995 are as follows:

                                                      1996         1995
                                                      ----         ----
        Computed tax at statutory rate                35.0%        34.0%
        State income taxes, net of federal
          income tax benefits                          6.7          7.6
        Goodwill amortization                          1.1          4.0
        Change in tax rate                             1.2          ---
        Other, net                                     1.8          3.3
                                                      ----         ----
                                                      45.8%        48.9%
                                                      ====         ====


      Deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and available tax credit carryforwards. The tax effects of these temporary differences at June 30, 1996 and December 31, 1995 are presented below (in thousands):

                                                    June 30, 1996             December 31, 1995
                                               -----------------------   ----------------------
                                              Deferred Tax   Deferred Tax    Deferred Tax   Deferred Tax
                                                 Assets      Liabilities        Assets      Liabilities
                                              ------------   ------------    ------------   ------------
        Deferred broker-dealer commissions   $    ---         $ 12,445       $     ---      $ 11,884
        Net operating loss carryforwards          911              ---           1,103           ---
        Compensation and employee benefits      1,922              ---           1,748           ---
        Other, net                              1,398              798           1,473           701
                                               ------         --------         -------      --------
                                                4,231           13,243           4,324        12,585
        Valuation allowance                      (585)             ---            (585)          ---
                                             --------         --------         -------      --------
                                             $  3,646         $ 13,243         $ 3,739      $ 12,585
                                             ========         ========         =======      ========

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

D.    Distribution Plans

      Keystone Investment Distributors Company ("KIDC"), a wholly-owned subsidiary of Keystone Investment Management Company ("KIMCO"), is the principal underwriter for the two retail fund groups for which the Company provides investment advisory services, the Keystone Funds and the Keystone America Funds ("KAF Funds"). Sales commissions paid to brokers and dealers on sales of the Keystone Funds and the KAF Funds are generally deferred to the extent that KIDC expects to recover these commission payments from future collections of distribution fees and contingent deferred sales charges related to current-period sales.

      Distribution fees in the consolidated statements of operations for the six-month periods ended June 30, 1996 and June 30, 1995 respectively, are net of service fee payments to brokers and dealers of $10.4 million and $9.9 million; amortization of service fee prepayments of $0.4 million and $0.1 million; and payments to a third party under two agreements for the sale of rights to receive distribution fees and, for one of these agreements, related contingent deferred sales charges of $1.1 million and $0.2 million. Distribution fees for the six-month period ended June 30, 1995 are also net of $4.0 million in distribution fees paid by certain Keystone Funds which were used to recover a $7.0 million settlement of a lawsuit initiated by Chase Manhattan Bank, N.A. ("Chase"). Chase was the purchaser under an agreement for the sale of distribution fee collection rights (the "Chase Agreement").

      Prior to November 1, 1995, KIDC expensed all broker-dealer commission payments on sales of shares of the Funds for which KIDC had an obligation under the Chase Agreement. Commencing November 1, 1995, KIDC began deferring broker-dealer commission payments on sales of these Funds due to the recovery of the settlement.

E.    Common Stock

      The total number of authorized shares of KI common stock ($.01 par value) is 6,000,000. At June 30, 1996, 4,983,304 shares of KI common stock were issued and outstanding and 324,791 shares were held in treasury.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

E.    Common Stock - continued

A summary of activity under the 1989 Stock Plan and the 1994 Stock Option Plan for the six months ended June 30, 1996 is as follows:

                           1989 Stock Plan       1994 Stock Option Plan
                           ---------------       ----------------------
                                                                  Option
                                                               Price Per
                              Options          Options             Share
                              -------          -------         ---------
    Outstanding at
       December 31, 1995       37,827          371,685
         Granted                  ---          282,500       $17.50 & $18.75
         Exercised               (200)        ---
         Canceled                (434)         (22,785)        $10.25-$13.00

    Outstanding at
       June 30, 1996           37,193          631,400         $10.25-$18.75


All options granted under the 1989 Stock Plan have an exercise price equal to $1.00 per share.

Options representing 79,500 shares have been granted and options representing 96,900 shares were canceled in July 1996. All options granted in 1996, except for options issued in July representing 20,000 shares, were issued with an exercise price equal to the estimated fair value of such shares on the dates the options were granted.

The Company purchased 69,449 shares of KI common stock and sold 26,123 shares of KI common stock in July 1996 at the estimated fair value of the shares.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

F.  Summarized Financial Information of KIMCO and KI

    The following tables set forth summarized financial information of KIMCO and its wholly-owned subsidiaries (collectively referred to herein as "KIMCO and Subsidiaries") and the parent company, KI, consolidated with two of its wholly-owned subsidiaries with minimal operating activity and with KIMCO accounted for on the equity basis (collectively referred to herein as "KI and Subsidiaries") (in thousands):

                                         KIMCO and Subsidiaries       KI and Subsidiaries
                                         ----------------------       -------------------
                                            6/30/96    12/31/95        6/30/96     12/31/95
                                            -------    --------        -------     --------
        Current assets                     $ 36,687    $ 39,277      $  19,460   $   17,014
        Noncurrent assets                    76,005      73,742         75,780       74,469
                                           --------    --------      ---------   ----------
          Total assets                     $112,692    $113,019      $  95,240   $   91,483
                                           ========    ========      =========   ==========

        Current liabilities                $ 23,377    $ 26,685      $   4,770   $    4,779
        Noncurrent liabilities               47,031      51,225        145,098      145,072
                                           --------    --------      ---------   ----------
           Total liabilities                 70,408      77,910        149,868      149,851

        Total stockholders' equity
          (deficit)                          42,284      35,109       (54,628)      (58,368)
                                           --------    --------      ---------   ----------
         Total liabilities and
           stockholders' equity (deficit)  $112,692    $113,019      $  95,240   $   91,483
                                           ========    ========      =========   ==========

                                               KIMCO and Subsidiaries
                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                              1996            1995
                                           ----------      -------
        Total revenues                     $ 77,628        $ 67,863
        Total expenses                      (65,106)        (60,389)
                                           --------        --------
        Income before provision for
          income taxes                     $ 12,522        $  7,474
                                           ========        ========

        Net income                         $  7,035        $  4,263
                                          =========        ========

                                                  KI and Subsidiaries
                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                     1996            1995
                                                   --------      --------
        Total revenues                          $     186       $     122
        Total expenses                             (5,762)         (5,413)
        Equity in net income of
          KIMCO (consolidated)                      7,035           4,263
                                               ----------      ----------
        Income (loss) before credit for
          income taxes                          $   1,459       $  (1,028)
                                                =========       =========

        Net income                              $   3,764       $   1,115
                                                =========       =========

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

On August 19, 1993, the Company effected a recapitalization (the "Recapitalization") whereby Company management became the beneficial owners of all of the outstanding common stock of KI. In connection with the Recapitalization, KI issued $145.0 million aggregate principal amount of 9 3/4% senior secured notes due 2003 ("Senior Secured Notes") and used the proceeds (together with cash on hand) to (i) retire all bank indebtedness and junior subordinated indebtedness; (ii) redeem all common stock of KI owned by a partnership ("KTLP") and certain common stock of KI owned by certain members of management of the Company who had held interests in KTLP; and (iii) pay transaction costs related to the issuance of the Senior Secured Notes.

The Company's largest sources of revenues are mutual fund investment advisory and management fees, distribution fees paid under the Retail Funds' 12b-1 Plans ("Distribution Fees") and transfer agent fees received from funds offered to the public ("Retail Funds"). Retail Fund investment advisory and management fees are generally based upon average daily net assets and, for the fixed income funds, also upon gross yields. Distribution Fees are based upon sales of shares of the Retail Funds and Retail Fund assets under management. Transfer agent fees are based primarily upon the number of shareholder accounts.

The Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995

Assets under management at June 30, 1996 were $12.0 billion, an increase of $1.3 billion, or 12%, from $10.7 billion at June 30, 1995. Retail Fund assets increased $574 million due to net sales activity and market appreciation in the second half of 1995. The remainder of the increase in total assets under management included $343 million related to sales of a "wrap-fee" product sponsored by a major broker-dealer, a $162 million increase in foreign market mutual fund assets and a $108 million increase in private and institutional account assets.

On July 11, 1996, three individuals with portfolio management responsibility for small company growth funds, private accounts, a global equity fund and the wrap-fee product resigned. At June 30, 1996, total assets under management for which such individuals were responsible represented approximately 25% of the Company's assets under management.

Commissionable sales of shares of the Retail Funds, which include the Keystone Funds and the KAF Funds, totaled $388 million for the second quarter of 1996, an increase of $132 million, or 52%, from $256 million for the second quarter of 1995. Total sales of the Retail Funds (including non-commissionable sales and dividend reinvestments and net of commissions paid by investors) were $664 million in the second quarter of 1996, an increase of $267 million, or 67%, from $397 million in the second quarter of 1995. Retail Fund redemptions totaled $781 million in the second quarter of 1996, an increase of $184 million, or 31%, from $597 million in the second quarter of 1995.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995 - continued

Revenues for the second quarter of 1996 were $38.8 million, an increase of $4.2 million, or 12%, from $34.6 million for the second quarter of 1995. Distribution Fees increased $2.1 million primarily due to the recovery of the settlement paid to Chase (see Note D to Unaudited Interim Consolidated Financial Statements). Additionally, Distribution Fees paid by the Retail Funds were higher due to higher assets.

Mutual fund management fees increased $1.1 million due to an increase in Retail Fund asset levels (most notably a global equity fund and a small company growth fund). Sales commissions decreased $0.1 million due to a sale on June 1, 1995 of collection rights with respect to Distribution Fees arising from future sales during a two-year period of Class B shares of the KAF Funds issued after June 1, 1995 and related contingent deferred sales charges ("Sale of Collection Rights") (see Note D to Unaudited Interim Consolidated Financial Statements). Transfer agent fees increased $0.2 million due to an increase in the number of shareholder accounts. Investment income increased $0.1 million due to higher balances in cash and cash equivalents. The $0.7 million increase in other income included a $0.5 million increase in fees earned from the wrap-fee product and a $0.1 million increase in fees earned from private and institutional accounts.

Expenses for the three months ended June 30, 1996 were $36.1 million, an increase of $2.7 million, or 8%, from $33.4 million for the three months ended June 30, 1995. Compensation and employee benefits increased $1.8 million due to higher commissions earned by wholesalers on higher sales (including wrap-fee sales) in 1996, changes in certain incentive compensation agreements, salary increases and a decrease in the discount rate used to calculate retirement plan expense.

Broker-dealer commission expense was $1.2 million lower in the second quarter of 1996 than in the second quarter of 1995 primarily due to the deferral of commissions paid on sales of certain of the Keystone Funds which had been expensed prior to November 1, 1995 (see Note D Unaudited Interim Consolidated Financial Statements). A modification on July 1, 1995 in the method of estimating amounts that will be recovered from future revenues and the Sale of Collection Rights also contributed to this variance.

The $2.2 million increase in other expenses included increases in expenses related to professional services and sales promotion (including expenses for sales literature and marketing materials).

The Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30,
1995

Commissionable sales of shares of the Retail Funds totaled $751 million for the six months ended June 30, 1996, an increase of $282 million, or 60%, from $469 million for the six months ended June 30, 1995. Total sales of the Retail Funds (including non-commissionable sales and dividend reinvestments and net of commissions paid by investors) were $1.3 billion in the first six months of 1996, an increase of $519 million, or 69%, from $750 million in the first six months of 1995. Retail Fund redemptions totaled $1.6 billion in the first half of 1996, an increase of $391 million, or 32%, from $1.2 billion in the first half of 1995.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995 - continued

Revenues for the first half of 1996 were $77.8 million, an increase of $9.8 million, or 14%, from $68.0 million for the first half of 1995. Distribution Fees increased $6.5 million primarily due to the recovery of the settlement paid to Chase (see Note D to Unaudited Interim Consolidated Financial Statements). Additionally, Distribution Fees paid by the Retail Funds were higher due to higher assets (most notably, in one small company growth fund).

Mutual fund management fees increased $2.4 million due to an increase in Keystone Fund and KAF Fund asset levels (primarily in one small company growth fund and one global equity fund). Sales commissions decreased $0.4 million due principally to the Sale of Collection Rights. Transfer agent fees increased $0.3 million due to an increase in the number of shareholder accounts. Investment income increased $0.1 million due to higher balances in cash and cash equivalents. The $0.9 million increase in other income included higher fees earned on increased wrap-fee account assets.

Expenses for the six months ended June 30, 1996 were $70.9 million, an increase of $5.1 million, or 8%, from $65.8 million for the six months ended June 30, 1995. Compensation and employee benefits increased $3.7 million due to higher commissions earned by wholesalers on higher Retail Fund and wrap-fee account sales in the first half of 1996, changes in certain incentive compensation agreements, salary increases and a decrease in the discount rate used to calculate retirement plan expense.

Broker-dealer commission expense was $1.9 million lower in the first half of 1996 than in the first half of 1995 due to the deferral of commissions paid on sales of certain of the Keystone Funds which had been expensed prior to November 1, 1995 (see Note D to Unaudited Interim Consolidated Financial Statements). A modification on July 1, 1995 in the method of estimating amounts that will be recovered from future revenues and the Sale of Collection Rights also contributed to this decrease.

The $3.4 million increase in other expenses included increases in expenses related to professional services, sales promotion, office services, recruitment and occupancy.

The provision for income taxes for the first six months of 1996 of $3.2 million included $2.4 million in current income taxes and $0.8 million in deferred income taxes.

Capital Resources and Liquidity

Cash flows provided by operating activities for the six-month period ended June 30, 1996 totaled $0.8 million. Cash flows used in operating activities for the first half of the 1995 totaled $2.2 million. Cash flows provided by (used in) operating activities for the first six months of 1996 and 1995 reflect the payment of certain expenses accrued during the previous year (most notably, bonuses). Cash flows used in operating activities in the first half of 1995 included $7.0 million paid to Chase in settlement of a lawsuit initiated by Chase and $4.0 million in recoveries of the settlement amount; the remainder of the $7.0 million was recovered by October 31, 1995 (see Note D to the Unaudited Interim Consolidated Financial Statements).

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Capital Resources and Liquidity - continued

Cash flows provided by (used in) operating activities in the first half of 1996 and 1995 included net cash flows from Distribution Fees and sales commissions collected and retained less commissions paid to broker-dealers (excluding the $7.0 million payment to Chase and recoveries thereof in 1995) of $11.9 million and $14.5 million, respectively. The $2.6 million decrease was due primarily to higher Keystone Fund sales in 1996 and, therefore, higher broker-dealer commission payments offset partially by higher distribution fees on higher Keystone Fund assets.

Net cash used in investing activities in the first half of 1996 of $1.9 million included $1.2 million utilized to seed new Retail Funds and $0.7 million in fixed asset additions which are primarily systems-related.

In the first half of 1995, $2.2 million in net cash flows were used to purchase treasury stock principally from two retired senior executives.

As of June 30, 1996, the Company had $33.7 million in unrestricted cash and cash equivalents, $5.0 million in short-term investments available to fund current operations, and $3.9 million in accounts receivable and accrued income (including $1.5 million in receivables from affiliated mutual funds). Current liabilities totaled $16.8 million.

There were no significant cash commitments as of June 30, 1996 for capital expenditures nor are there any significant capital expenditures anticipated for the remainder of 1996. The Company leases most of its furniture and equipment as well as its two main operating facilities.

The $145.0 million aggregate principal amount of the Senior Secured Notes matures in 2003, with no prior mandatory repayments except under certain circumstances (i.e., change of control or sale of assets).

The Company's capital resources and liquidity are affected by the level and mix of sales of shares of the Keystone Funds and Class B shares of the KAF Funds which are currently sold to investors at net asset value without an initial sales charge using a "spread-load" pricing structure. In June 1995, the Company entered into an agreement for the Sale of Collection Rights (see Note D to Unaudited Interim Consolidated Financial Statements). The purchaser under this agreement has committed to pay up to $75 million for the Collection Rights depending upon the sales volume of KAF fund Class B shares during a two-year period; such commitment will enable the Company to pay commissions on approximately $1.9 billion of sales, thereby improving the Company's cash flow and liquidity.

Ongoing access to retail distribution channels is essential to the Company's future performance. Expenses associated with maintaining such access have been increasing and the Company expects this trend to continue. Increases in such expenses are expected to relate primarily to costs associated with retail broker-dealers seeking to defray a portion of such retail broker-dealers' costs of transfer agency services in connection with their clients' investments in the Company's Retail Funds and costs associated with such retail broker-dealers' promotional efforts with respect to the Company's Retail Funds, including sales meetings, seminars and revenue sharing arrangements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued

Capital Resources and Liquidity - continued

Changes in economic or market conditions may affect the level of assets under management and, therefore, mutual fund investment advisory and management fees, managed account fees, Distribution Fees and administrative fees.

The Company expects that cash generated from operations will be adequate to permit the Company to meet both its debt service requirements and working capital needs.

                           PART II. OTHER INFORMATION

Item: 1    Legal Proceedings.  Not Applicable

Item: 2    Changes in Securities.  Not Applicable

Item: 3    Defaults on Senior Securities.  Not Applicable

Item: 4    Submission of Matters to a Vote of  Security Holders.  Not Applicable

Item: 5    Other Information.  Not Applicable

Item: 6    Exhibits and Reports on Form 8-K.

           (a)    Exhibits Required by Item 601 of Regulation S-K

           The following exhibits are filed as part of this Form 10-Q:

Exhibit No.       Description
- -----------       ----------------------------------------------------

2.1               Securities Redemption Agreement among KI, KIMCO and KTLP(6)
2.2               Instructions from Selling Management Stockholders(4)
3.1(a)(i)         Restated Certificate of Incorporation of KI(8)
3.1(a)(ii)        Amendment to Certificate of Incorporation KI(9)
3.1(b)(i)         Restated Certificate of Incorporation of KIMCO(3)
3.1(b)(ii)        Amendment to Certificate of Incorporation of KIMCO(9)
3.2(a)            By-Laws of KI, as amended(8)
3.2(b)(i)         Amended and Restated By-Laws of KIMCO(3)
3.2(b)(ii)        Amendment to KIMCO By-Laws(12)
4.1               Indenture among KI, KIMCO and Fleet Bank of Massachusetts,
                  N.A., as Trustee, dated August 19, 1993(5)
4.2               Pledge and Security Agreement among KI, KIMCO and Fleet Bank of Massachusetts, N.A., as Collateral Agent, dated August 19,
                  1993(5)
10.3              Amended and Restated Stockholders' Agreement dated August 18,
                  1993(6)
10.4+             Purchase and Sale Agreement dated as of December 31, 1992
                  among KIDC, Citibank, N.A. ("Citibank") and Citicorp North
                  America, Inc. ("Citicorp")(4)
10.6              Office Lease for Premises located at 200 Berkeley Street,
                  Boston, Massachusetts by and between John Hancock Mutual Life
                  Insurance Company and KIMCO dated as of March 15, 1991, as amended(2)
10.7              Lease for Premises Located at 101 Main Street, Cambridge,
                  Massachusetts by and between Riverfront Office Park Joint
                  Venture and KIRC dated as of February 9, 1990(2)
10.8++            Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and George S. Bissell(2)
10.9++            Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and Albert H. Elfner, III(2)

Item: 6           Exhibits  and Reports on Form 8-K. - continued
                  ----------------------------------------------


10.10++           Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and Stephen J. Arpante(2)
10.11++           Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and Edward F. Godfrey(2)
10.12++           Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and Ralph J. Spuehler, Jr.(2)
10.13++           Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and Roger T. Wickers(2)
10.14++           Split Dollar Agreement dated as of April 15, 1992 by and
                  between KI and Philip M. Byrne(2)
10.15++           Amendments to Split Dollar Agreements dated October 1994(7)
10.22(a)++        Keystone Group, Inc. 1989 Stock Plan(2)
10.22(b)++        First Amendment to the Keystone Group, Inc. 1989 Stock Plan(6)
10.23(a)++        Keystone Investments, Inc. Short-Term Management Incentive
                  Plan, as revised June 1996(1)
10.23(b)++        Keystone Investments, Inc. Short-Term Management Incentive
                  Plan for Senior Management, as revised June 1996(1)
10.24++           KIMCO Short-Term Incentive Plan for Investment Professionals,
                  as revised April 1995(12)
10.26++           Keystone Investments Annual Performance Bonus Plan, as revised
                  October 1995(12)
10.27             KI 1989 Employee Securities Purchase Plan A(2)
10.28             KI 1989 Employee Securities Purchase Plan B(2)
10.29             KI 1992 Employees Securities Purchase Plan C(2)
10.30++           KI Defined Benefit Pension Plan, effective January 1, 1990(4)
10.31++           KI 1994 Stock Option Plan(7)
10.32++           Compensatory Arrangement for Non-Employee KI Directors(7)
10.33             Purchase and Sale Agreement among KIDC, Citibank, and Citicorp dated as of May 31, 1995(10)
10.34             Undertaking among KI, KIMCO, Citibank, and Citicorp dated as of May  31, 1995(10)
10.35             Servicing Agreement among KIDC, Citibank, and Citicorp dated as of May 31, 1995(10)
10.36             Collection Agency Agreement among KIDC, Citibank, Citicorp, and Bankers Trust Company dated as of May 31, 1995(10)
10.37             Amendments No. 2 and 3 to Office Lease for Premises located at 200 Berkeley Street, Boston, MA, by and between John
                  Hancock Mutual Life Insurance Company and Keystone Investment
                  Management Company, dated October 2, 1994 and August 25, 1995, respectively (11)
10.38++           Keystone Investments, Inc. Deferred Profit Sharing Plan for
                  Key Executives dated May 1996(1)
10.39             Amendment to Amended and Restated Stockholders' Agreement
                  dated March 30, 1994(1)
27.00             Financial Data Schedule(1)
99.1              Statement of Policy re Officers' Stock Purchase Program(8)

Item: 6           Exhibits  and Reports on Form 8-K. - continued
                  ----------------------------------------------

1       Filed herewith.

2 Incorporated herein by reference to the corresponding exhibit to the Company's Form S-1 Registration Statement No. 33-64506 filed with the Securities and Exchange Commission on June 16, 1993.

3 Incorporated herein by reference to the corresponding exhibit to the Company's Amendment No. 1 to its Form S-1 Registration Statement No. 33-64506 filed with the Securities and Exchange Commission on July 28, 1993.

4 Incorporated herein by reference to the corresponding exhibit to the Company's Amendment No. 2 to its Form S-1 Registration Statement No. 33-64506 filed with the Securities and Exchange Commission on August 11, 1993.

5 Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 15, 1993.

6 Incorporated herein by reference to the corresponding exhibit to the Company's Form 1993 10-K filed with the Securities and Exchange Commission on March 31, 1994.

7 Incorporated herein by reference to the corresponding exhibit to the Company's 1994 Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

8 Incorporated herein by reference to the corresponding exhibit to the Company's Form S-8 Registration Statement No. 33-87780 filed with the Securities and Exchange Commission on December 22, 1994.

9 Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 1995.

10 Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1995.

11 Incorporated by reference herein to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 15, 1995.

12. Incorporated by reference herein to the corresponding exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1996.

+       Confidential treatment has been granted for portions of this document.

++      Management contract or compensatory plan or arrangement.

Item: 6           Exhibits  and Reports on Form 8-K. - continued
                  ----------------------------------------------

      (b)         Reports on Form 8-K

      No reports on Form 8-K were filed by Keystone Investments, Inc. or Keystone Investment Management Company during the three-month period ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf this 9th day of August, 1996 by the undersigned thereunto duly authorized.


Keystone Investments, Inc.
(Registrant)



s/Edward F. Godfrey
- --------------------------------------------------
Edward F. Godfrey
Senior Vice President, Chief Financial Officer and
   Treasurer



s/John D. Rogol
- --------------------------------------------------
John D. Rogol
Vice President and Controller




Keystone Investment Management Company
(Registrant)



s/Edward F. Godfrey
- --------------------------------------------------
Edward F. Godfrey
Senior Vice President, Chief Financial Officer and
  Treasurer


s/John D. Rogol
- --------------------------------------------------
John D. Rogol
Vice President and Controller

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 10549

                             ______________________


                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                                     under

                      THE SECURITIES EXCHANGE ACT OF 1934

                           KEYSTONE INVESTMENTS, INC.
                     KEYSTONE INVESTMENT MANAGEMENT COMPANY
          (Exact names of registrants as specified in their charters)

                                  EXHIBIT INDEX

Exhibit No. Description

2.1         Securities Redemption Agreement among KI, KIMCO and KTLP(6)
2.2         Instructions from Selling Management Stockholders(4)
3.1(a)(i)   Restated Certificate of Incorporation of KI(8)
3.1(a)(ii)  Amendment to Certificate of Incorporation KI(9)
3.1(b)(i)   Restated Certificate of Incorporation of KIMCO(3)
3.1(b)(ii)  Amendment to Certificate of Incorporation of KIMCO(9)
3.2(a)      By-Laws of KI, as amended(8)
3.2(b)(i)   Amended and Restated By-Laws of KIMCO(3)
3.2(b)(ii)  Amendment to KIMCO By-Laws(12)
4.1         Indenture among KI, KIMCO and Fleet Bank of Massachusetts,
            N.A., as Trustee, dated August 19, 1993(5)
4.2         Pledge and Security Agreement among KI, KIMCO and Fleet Bank of
            Massachusetts, N.A., as Collateral Agent, dated August 19, 1993(5)
10.3        Amended and Restated Stockholders' Agreement dated
            August 18, 1993(6)
10.4+       Purchase and Sale Agreement dated as of December 31, 1992 among
            KIDC, Citibank, N.A. ("Citibank") and Citicorp North America, Inc.
            ("Citicorp")(4)
10.6        Office Lease for Premises located at 200 Berkeley Street, Boston,
            Massachusetts by and between John Hancock Mutual Life Insurance
            Company and KIMCO dated as of March 15, 1991, as amended(2)
10.7        Lease for Premises Located at 101 Main Street, Cambridge,
            Massachusetts by and between Riverfront Office Park Joint Venture and KIRC dated as of February 9, 1990(2)
10.8++      Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and George S. Bissell(2)
10.9++      Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and Albert H. Elfner, III(2)
10.10++     Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and Stephen J. Arpante(2)
10.11++     Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and Edward F. Godfrey(2)
10.12++     Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and Ralph J. Spuehler, Jr.(2)
10.13++     Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and Roger T. Wickers(2)
10.14++     Split Dollar Agreement dated as of April 15, 1992 by and between
            KI and Philip M. Byrne(2)
10.15++     Amendments to Split Dollar Agreements dated October 1994(7)
10.22(a)++  Keystone Group, Inc. 1989 Stock Plan(2)
10.22(b)++ First Amendment to the Keystone Group, Inc. 1989 Stock Plan(6) 10.23(a)++ Keystone Investments, Inc. Short-Term Management Incentive Plan,
            as revised June 1996(1)
10.23(b)++  Keystone Investments, Inc. Short-Term Management Incentive Plan
            for Senior Management, as revised June 1996(1)
10.24++     KIMCO Short-Term Incentive Plan for Investment Professionals, as
            revised April 1995(12)
10.26++     Keystone Investments Annual Performance Bonus Plan, as revised
            October 1995(12)
10.27       KI 1989 Employee Securities Purchase Plan A(2)
10.28       KI 1989 Employee Securities Purchase Plan B(2)
10.29       KI 1992 Employees Securities Purchase Plan C(2)
10.30++     KI Defined Benefit Pension Plan, effective January 1, 1990(4)
10.31++     KI 1994 Stock Option Plan(7)
10.32++     Compensatory Arrangement for Non-Employee KI Directors(7)
10.33       Purchase and Sale Agreement among KIDC, Citibank, and Citicorp dated as of May 31, 1995(10)
10.34       Undertaking among KI, KIMCO, Citibank, and Citicorp dated as of
            May 31, 1995(10)
10.35       Servicing Agreement among KIDC, Citibank, and Citicorp dated as of
            May 31, 1995(10)

Exhibit No. Description
10.36 Collection Agency Agreement among KIDC, Citibank, Citicorp, and Bankers Trust Company dated as of May 31, 1995(10)
10.37       Amendments No. 2 and 3 to Office Lease for Premises located at
            200 Berkeley Street, Boston, MA, by and between John Hancock Mutual Life Insurance Company and Keystone Investment Management Company, dated October 2, 1994 and August 25, 1995, respectively(11)
10.38++ Keystone Investments, Inc. Deferred Profit Sharing Plan for Key Executives dated May 1996(1)
10.39 Amendment to Amended and Restated Stockholder's Agreement dated March 30, 1994(1)
27.00       Financial Data Schedule(1)
99.1        Statement of Policy re Officers' Stock Purchase Program(8)


- -------------------------------------------
1 Filed herewith.

2 Incorporated herein by reference to the corresponding exhibit to the Company's
  Form S-1 Registration Statement No. 33-64506 filed with the Securities and Exchange Commission on June 16, 1993.

3 Incorporated herein by reference to the corresponding exhibit to the Company's
  Amendment No. 1 to its Form S-1 Registration Statement No. 33-64506 filed with the Securities and Exchange Commission on July 28, 1993.

4 Incorporated herein by reference to the corresponding exhibit to the Company's
  Amendment No. 2 to its Form S-1 Registration Statement No. 33-64506 filed with the Securities and Exchange Commission on August 11, 1993.

5 Incorporated herein by reference to the corresponding exhibit to the Company's
  Form 10-Q filed with the Securities and Exchange Commission on November 15, 1993.

6 Incorporated herein by reference to the corresponding exhibit to the Company's
  Form 1993 10- K filed with the Securities and Exchange Commission on March 31, 1994.

7 Incorporated herein by reference to the corresponding exhibit to the Company's
  1994 Form 10- K filed with the Securities and Exchange Commission on March 31, 1995.

8 Incorporated herein by reference to the corresponding exhibit to the Company's
  Form S-8 Registration Statement No. 33-87780 filed with the Securities and Exchange Commission on December 22, 1994.

9 Incorporated herein by reference to the corresponding exhibit to the Company's
  Form 10-Q filed with the Securities and Exchange Commission on May 15, 1995.

10 Incorporated herein by reference to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1995.

11 Incorporated by reference herein to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 15, 1995.

12. Incorporated by reference herein to the corresponding exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1996.

+   Confidential treatment has been granted for portions of this document.

++  Management contract or compensatory plan or arrangement.