Form 10-Q
period 1996-09-30
KEYSTONE INVESTMENTS INC
filed 1996-11-14
CIK 907243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996



                        Commission File Number 033-64506

                           KEYSTONE INVESTMENTS, INC.
                     KEYSTONE INVESTMENT MANAGEMENT COMPANY
           (Exact name of registrants as specified in their charters)

            Delaware                               04-3071173 / 04-1504645
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

200 Berkeley Street, Boston, Massachusetts                         02116-5034
------------------------------------------                         ----------
(Address of principal executive offices)                           (Zip code)

                                 (617) 210-3200
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. YES X   NO    .
                                                  ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                             Shares Outstanding
                   Class                                    at October 31, 1996
-------------------------------------                      --------------------
     Keystone Investments, Inc.:
         Common Stock, $0.01 par value                              4,939,061

     Keystone Investment Management Company:
         Common Stock, $0.01 par value                                  1,000

                           KEYSTONE INVESTMENTS, INC.
                     KEYSTONE INVESTMENT MANAGEMENT COMPANY

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 1996



                                                                                                             Page
Part I:        Financial Information

               Item 1:       Financial Statements

                    Consolidated Balance Sheets at September 30, 1996  (unaudited)
                       and December 31, 1995                                                                     3

                    Consolidated Statements of Operations (unaudited) for the
                        three months ended September 30, 1996 and 1995
                        and the nine months ended September 30, 1996 and 1995                                    4

                    Consolidated Statements of Cash Flows (unaudited) for the
                        nine months ended September 30, 1996 and 1995                                            5

                    Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                        (unaudited)  for the nine months ended September 30,  1996                               6

                    Notes to Unaudited Interim Consolidated Financial Statements                                 7

               Item 2:       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                               12

Part II:       Other Information                                                                                17

Signatures                                                                                                      21

                  KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)
                                     -------

                                                                 September 30,   December 31,
                                                                    1996            1995
                                                                 -------------   ------------
                                                                 (unaudited)
                                             ASSETS

Current assets:
   Cash and cash equivalents                                      $34,480         $34,729
   Short-term investments in an affiliated mutual fund              5,016           5,011
   Receivables from affiliated mutual funds                         1,159           1,423
   Accounts receivable and accrued income                           3,059           1,541
   Prepaid expenses and other assets                                1,639           2,605
                                                                 --------        --------

        Total current assets                                       45,353          45,309

Intangible assets, net                                             33,582          37,711
Fixed assets, net                                                   2,802           2,201
Investments in affiliated mutual funds                              5,122             733
Other investments                                                   3,028           2,807
Deferred financing costs                                            4,788           5,136
Unamortized commissions (Note E)                                   27,453          29,512
Deferred charges and other assets                                   2,301           2,397
                                                                 --------        --------

        Total assets                                             $124,429        $125,806
                                                                 ========        ========


                                        LIABILITIES

Current liabilities:
   Accrued compensation                                            $6,161          $7,063
   Accrued interest                                                 1,178           4,713
   Accounts payable and other accrued expenses                      5,516           6,058
   Income taxes payable (Note D)                                    1,355             ---
   Payable to affiliated mutual funds                                 485           2,648
                                                                 --------        --------

        Total current liabilities                                  14,695          20,482

Long-term debt:
   Senior Secured Notes                                           145,000         145,000

Other liabilities                                                  10,962           9,596
Deferred income taxes (Note D)                                      8,263           9,096
                                                                 --------        --------

        Total liabilities                                         178,920         184,174

                              STOCKHOLDERS' EQUITY (DEFICIT)

Total stockholders' equity (deficit) (Note F)                     (54,491)        (58,368)
                                                                 --------        --------

        Total liabilities and stockholders' equity (deficit)     $124,429        $125,806
                                                                 ========        ========



       See notes to unaudited interim consolidated financial statements.

                  KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                   (unaudited)
                                     -------


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                  ----------------------         ---------------------
                                                   1996            1995           1996           1995
                                                  -------        -------         -------       -------
Revenues:
     Mutual fund management fees                  $14,005        $13,951         $42,350       $39,933
     Distribution fees (Note E)                    13,572         11,893          42,894        34,668
     Sales commissions                              2,658          2,273           7,349         7,348
     Transfer agent fees                            4,858          4,703          15,097        14,624
     Investment income                                628            545           1,655         1,468
     Other income                                   2,212          1,811           6,402         5,120
                                                  -------        -------         -------       -------

          Total revenues                           37,933         35,176         115,747       103,161
                                                  -------        -------         -------       -------

Expenses:
     Compensation and employee benefits            11,357         10,303          35,826        31,108
     Broker-dealer commissions (Note E)            10,221          8,329          28,977        28,997
     Amortization and depreciation                  1,713          1,689           5,029         5,055
     Interest                                       3,535          3,539          10,605        10,624
     Other                                          8,938          7,794          26,195        21,672
                                                  -------        -------         -------       -------

          Total expenses                           35,764         31,654         106,632        97,456
                                                  -------        -------         -------       -------

Income before provision for income taxes            2,169          3,522           9,115         5,705

Provision for income taxes (Note D)                 1,220          1,775           4,402         2,843
                                                  -------        -------         -------       -------

Net income                                           $949         $1,747          $4,713        $2,862
                                                  =======        =======         =======       =======


Earnings per share (Note C)                         $0.17          $0.32           $0.86         $0.53
                                                  =======        =======         =======       =======



       See notes to unaudited interim consolidated financial statements.

                  KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                     -------

                                                                       for the nine-month periods ended
                                                                                September 30,
                                                                          -----------------------
                                                                           1996             1995
                                                                          -------         -------
Net cash flows from operating activities:

 Net income                                                                $4,713          $2,862
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization and depreciation                                           5,029           5,055
    Amortization of broker-dealer commissions                              25,730          13,775
    Deferred commissions                                                  (23,671)        (11,545)
    Changes in assets and liabilities:
      Accrued interest                                                     (3,535)         (3,535)
      Payable to affiliated mutual funds                                   (2,163)             30
      Accounts receivable and accrued income                               (1,518)           (673)
      Accrued compensation                                                   (902)            125
      Deferred income taxes                                                  (833)         (1,493)
      Accounts payable and other accrued expenses                            (542)         (2,384)
      Other liabilities                                                     1,366             615
      Income taxes payable                                                  1,355             728
      Prepaid expenses and other current assets                               966            (724)
      Receivables from affiliated mutual funds                                264            (831)
      Deferred charges and other assets                                        96          (1,176)
    Other, net                                                                (87)            (57)
                                                                          -------         -------

     Net cash provided by operating activities                              6,268             772
                                                                          -------         -------

Cash flows used in investing activities:

 Investments in affiliated mutual funds                                    (4,100)            (21)
 Other investments                                                           (469)         (1,318)
 Additions to fixed assets                                                 (1,151)           (351)
 Proceeds from disposition of other investments                               ---             276
 Other, net                                                                   ---               2
                                                                          -------         -------

     Net cash used in investing activities                                 (5,720)         (1,412)
                                                                          -------         -------

Cash flows used in financing activities:

 Purchase of treasury stock                                                (1,454)         (2,381)
 Issuance of treasury stock                                                   653           1,241
 Proceeds from exercise of employee stock options                               4             173
                                                                          -------         -------

     Net cash used in financing activities                                   (797)           (967)
                                                                          -------         -------

Decrease in cash and cash equivalents                                        (249)         (1,607)
Cash and cash equivalents, beginning of period                             34,729          28,826
                                                                          -------         -------

Cash and cash equivalents, end of period                                  $34,480         $27,219
                                                                          =======         =======


Supplemental disclosure of cash flow information:

   Interest paid                                                          $14,139         $14,159
   Income taxes paid                                                       $3,394          $3,457


        See notes to unaudited interim consolidated financial statements.

                  KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

               for the nine-month period ended September 30, 1996

                                 (in thousands)

                                   (unaudited)
                                     -------

                                                           Additional                                   Treasury        Total
                                                Common      paid-in                   Net unrealized     stock      stockholders'
                                                 stock      capital     Accumulated      gain on       (at cost)       equity
                                               (Note F)    (Note F)       deficit       investments     (Note F)      (deficit)
                                               --------    --------     -----------   --------------   ---------    -------------
Balance, December 31, 1995                       $53        $14,019      ($69,436)          $358        ($3,362)       ($58,368)

   Net income, nine months ended
      September 30, 1996                         ---            ---         4,713            ---            ---           4,713
   Net unrealized loss on investments            ---            ---           ---            (55)           ---             (55)
   Stock options issued                          ---             16           ---            ---            ---              16
   Stock options exercised                       ---              4           ---            ---            ---               4
   Treasury stock purchased  (83,419 shares)     ---            ---           ---            ---         (1,454)         (1,454)
   Treasury stock issued (35,487 shares)         ---            289           ---            ---            364             653
                                               -----        -------      --------         ------        -------        --------

Balance, September 30, 1996                      $53        $14,328      ($64,723)          $303        ($4,452)       ($54,491)
                                               =====        =======      ========         ======        =======        ========











       See notes to unaudited interim consolidated financial statements.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A.     General

       The consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Certain 1995 amounts have been reclassified to conform to current year presentation. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the audited consolidated financial statements of Keystone Investments, Inc. and Subsidiaries (the "Company") included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

B.     Planned Merger

       On September 6, 1996, Keystone Investments, Inc. ("KI") entered into an Agreement and Plan of Acquisition and Merger (the "Merger Agreement") whereby KI will be merged with and into a wholly-owned subsidiary of First Union National Bank of North Carolina ("FUNB"), a national banking association and a wholly-owned subsidiary of First Union Corporation ("First Union") (the "Merger"). The surviving corporation will be known as "Keystone Investments, Inc." The Merger is subject to the receipt of regulatory and fund shareholder approvals, as well as other conditions set forth in the Merger Agreement. Management of the Company anticipates that the Merger will be consummated in mid-December 1996. In connection with the Merger, all of the shares of common stock of KI which are outstanding immediately prior to the consummation of the Merger will be exchanged for shares of common stock of First Union and all options to purchase KI common stock which are outstanding immediately prior to the consummation of the Merger will be exchanged for options to purchase First Union common stock.

C.     Earnings Per Share

       Earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding for the nine-month periods ended September 30, 1996 and 1995 of 5,493,892 and 5,359,650,
       respectively, and for the three-month periods ended September 30, 1996 and 1995 of 5,611,772 and 5,389,955, respectively. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect in years when there are earnings. Earnings per common and common share equivalent assuming full dilution have not been presented because there are no additional dilutive common share equivalents.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

D.      Income Taxes

        The Company files consolidated federal and state income tax returns. The consolidated federal and state income tax provisions for the nine-month periods ended September 30, 1996 and 1995 include the following (in thousands):

                                       Federal      State        Total
                                       -------      -----        -----
                     1996
                        Current        $ 3,898    $ 1,088    $ 4,986
                        Deferred          (465)      (119)      (584)
                                       -------    -------    -------
                                       $ 3,433    $   969    $ 4,402
                                       =======    =======    =======


                     1995
                        Current        $ 2,892    $ 1,293    $ 4,185
                        Deferred          (691)      (651)    (1,342)
                                       -------     -------    -------
                                       $ 2,201    $   642    $ 2,843
                                       =======    =======    =======

        Reconciliations between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes for the nine-month periods ended September 30, 1996 and 1995 are as follows:

                                                      1996          1995
                                                      ----          ----
          Computed tax at statutory rate              35.0%         34.0%
          State income taxes, net of federal
            income tax benefits                        6.8           8.5
          Goodwill amortization                        1.6           4.0
          Change in tax rate                           1.7            --
          Other, net                                   3.2           3.3
                                                      ----          ----
                                                      48.3%         49.8%
                                                      ====          ====

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

D.     Income Taxes - continued

       Deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and available tax credit carryforwards. The tax effects of these temporary differences at September 30, 1996 and December 31, 1995 are presented below (in thousands):

                                                          September 30, 1996                  December 31, 1995
                                                      ----------------------------      -----------------------------
                                                      Deferred Tax    Deferred Tax      Deferred Tax     Deferred Tax
                                                         Assets        Liabilities         Assets        Liabilities
                                                      ------------    ------------      ------------     ------------
          Deferred broker-dealer commissions            $    ---        $ 11,096           $   ---        $ 11,884
          Net operating loss carryforwards                   617             ---             1,103             ---
          Compensation and employee benefits               2,330             ---             1,748             ---
          Other, net                                       1,333           1,045             1,473             701
                                                        --------        --------           -------        --------
                                                           4,280          12,141             4,324          12,585
          Valuation allowance                               (402)            ---              (585)            ---
                                                        --------        --------           -------        --------
                                                        $  3,878        $ 12,141           $ 3,739        $ 12,585
                                                        ========        ========           =======        ========

E.     Distribution Plans

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

       Distribution fees in the consolidated statements of operations for the nine-month periods ended September 30, 1996 and 1995 respectively, are net of service fee payments to brokers and dealers of $15.5 million and $15.1 million; amortization of service fee prepayments of $0.6 million and $0.2 million; and payments to a third party under two agreements for the sale of rights to receive distribution fees and, for one of these agreements, related contingent deferred sales charges of $1.8 million and $0.5 million. Distribution fees for the nine-month period ended September 30, 1995 are also net of $6.2 million in distribution fees paid by certain Keystone Funds which were used to recover a $7.0 million settlement of a lawsuit initiated by Chase Manhattan Bank, N.A. ("Chase"). Chase was the purchaser under an agreement for the sale of distribution fee collection rights (the "Chase Agreement").

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

E.     Distribution Plans - continued

       Prior to November 1, 1995, KIDC expensed all broker-dealer commission payments on sales of shares of the Funds for which KIDC had an obligation under the Chase Agreement. Commencing November 1, 1995, KIDC began deferring broker-dealer commission payments on sales of these Funds due to the recovery of the settlement.

F.     Common Stock and Stock Options

       The total number of authorized shares of KI common stock ($.01 par value) is 6,000,000. At September 30, 1996, 4,937,641 shares of KI common stock were issued and outstanding and 374,364 shares were held in treasury.

       A summary of activity under the 1989 Stock Plan and the 1994 Stock Option Plan for the nine months ended September 30, 1996 is as follows:


                                 1989 Stock Plan                   1994 Stock Option Plan
                                 ---------------                   ----------------------
                                                                                   Option
                                                                                Price Per
                                     Options           Options                      Share
                                     -------           -------                      -----
     Outstanding at
        December 31, 1995             37,827           371,685
          Granted                        ---           367,000              $9.375-$18.75
          Exercised                   (4,111)              ---
          Canceled                    (4,187)         (127,685)             $10.25-$18.75
-----------------------------------------------------------------------------------------

     Outstanding at
        September 30, 1996            29,529           611,000              $9.375-$18.75
-----------------------------------------------------------------------------------------


All options granted under the 1989 Stock Plan have an exercise price equal to $1.00 per share.

Options representing 1,420 shares issued under the 1989 Stock Plan were exercised in October 1996. All options granted in 1996, except for options issued in July representing 20,000 shares with an exercise price equal to 50% of the estimated fair value of such shares on grant date, were issued with exercise prices equal to the estimated fair values of such shares on grant dates.

Upon consummation of the Merger (Note B), all options to purchase KI common stock become fully vested.

                   KEYSTONE INVESTMENTS, INC. AND SUBSIDIARIES

G.   Summarized Financial Information of KIMCO and KI

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

                                                          KIMCO and Subsidiaries          KI and Subsidiaries
                                                          ----------------------          -------------------
                                                         9/30/96       12/31/95         9/30/96       12/31/95
                                                         -------       --------         -------       --------
          Current assets                                $ 37,418       $ 39,277        $ 20,131       $ 17,014
          Noncurrent assets                               72,941         73,742          72,695         74,469
                                                        --------       --------        --------       --------
            Total assets                                $110,359       $113,019        $ 92,826       $ 91,483
                                                        ========       ========        ========       ========

          Current liabilities                           $ 24,681       $ 26,685        $  2,210       $  4,779
          Noncurrent liabilities                          40,494         51,225         145,107        145,072
                                                        --------       --------        --------       --------
             Total liabilities                            65,175         77,910         147,317        149,851

          Total stockholders' equity (deficit)            45,184         35,109         (54,491)       (58,368)
                                                        --------       --------        --------       --------
           Total liabilities and
             stockholders' equity (deficit)             $110,359       $113,019        $ 92,826       $ 91,483
                                                        ========       ========        ========       ========

                                                                             KIMCO and Subsidiaries
                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                              1996               1995
                                                                              ----               ----
          Total revenues                                                    $115,445           $102,964
          Total expenses                                                     (97,657)           (89,279)
                                                                            --------           --------
          Income before provision for income taxes                          $ 17,788           $ 13,685
                                                                            ========           ========
          Net income                                                        $  9,800           $  7,609
                                                                            ========           ========

                                                                             KI and Subsidiaries
                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                              1996                1995
                                                                              ----                ----
          Total revenues                                                    $    302           $    197
          Total expenses                                                      (8,975)            (8,177)
          Equity in net income of KIMCO (consolidated)                         9,800              7,609
                                                                            --------           --------
          Income (loss) before credit for income taxes                      $  1,127           $   (371)
                                                                            ========           ========

          Net income                                                        $  4,713           $  2,862
                                                                            ========           ========

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


General

On August 19, 1993, the Company effected a recapitalization ("the "Recapitalization") whereby Company management became the beneficial owners of all of the outstanding common stock of KI. In connection with the Recapitalization, KI issued $145.0 million aggregate principal amount of 9 3/4% senior secured notes due 2003 ("Senior Secured Notes") and used the proceeds (together with cash on hand) to (i) retire all bank indebtedness and junior subordinated indebtedness; (ii) redeem all common stock of KI owned by a partnership ("KTLP") and certain common stock of KI owned by certain members of management of the Company who had held interests in KTLP; and (iii) pay transaction costs related to the issuance of the Senior Secured Notes.

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

On July 11, 1996, three individuals with portfolio management responsibility for small company growth funds, private accounts, a global equity fund and a wrap-fee product resigned. At June 30, 1996, total assets under management for which such individuals were responsible represented approximately 25% of the Company's assets under management. In November, an individual was hired to replace the leader of this team.

As discussed in Note B to the Unaudited Interim Consolidated Financial Statements, on September 6, 1996 KI entered into the Merger Agreement whereby KI will be merged with and into a wholly-owned subsidiary of FUNB. Management of the Company anticipates that the Merger will be consummated in mid-December 1996. Except as noted, the discussion in this report does not give effect to the planned consummation of the Merger.

The Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

Assets under management at September 30, 1996 were $11.8 billion, an increase of $0.5 billion, or 4%, from $11.3 billion at September 30, 1995. Retail Fund assets were $10.3 billion at September 30 1996 and 1995 with net sales during the last quarter of 1995 and market appreciation offset by net redemptions during the first nine months of 1996. The increase in total assets under management included a $286 million increase in assets in a wrap-fee product sponsored by a major broker-dealer and a $124 million increase in foreign market mutual fund assets.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued

The Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995 - continued

Commissionable sales of shares of the Retail Funds, which include the Keystone Funds and the KAF Funds, totaled $193 million for the third quarter of 1996, a decrease of $115 million, or 37%, from $308 million for the third quarter of 1995. Total sales of the Retail Funds (including non-commissionable sales and dividend reinvestments and net of commissions paid by investors) were $399 million in the third quarter of 1996, a decrease of $230 million, or 37%, from $629 million in the third quarter of 1995. Retail Fund redemptions totaled $641 million in the third quarter of 1996, a decrease of $13 million, or 2%, from $654 million in the third quarter of 1995.

Revenues for the third quarter of 1996 were $37.9 million, an increase of $2.7 million, or 8%, from $35.2 million for the third quarter of 1995. Distribution Fees increased $1.7 million due to the recovery of the settlement paid to Chase (see Note E to Unaudited Interim Consolidated Financial Statements).

Sales commissions increased $0.4 million due to a higher contingent deferred sales charge rate on redemptions of Retail Fund assets (note - the rate generally declines with the age of Fund shares). This increase is reduced by the impact of a sale on June 1, 1995 of collection rights with respect to Distribution Fees arising from future sales during a two-year period of Class B shares of the KAF Funds issued after June 1, 1995 and related contingent deferred sales charges ("Sale of Collection Rights") (see Note E to Unaudited Interim Consolidated Financial Statements). Transfer agent fees increased $0.2 million due to an increase in the number of shareholder accounts. Investment income increased $0.1 million due to higher balances in cash and cash equivalents. The $0.4 million increase in other income included a $0.6 million increase in fees earned from the wrap-fee product and a $0.3 million decrease in fees earned from private and institutional accounts.

Expenses for the three months ended September 30, 1996 were $35.8 million, an increase of $4.1 million, or 13%, from $31.7 million for the three months ended September 30, 1995. Compensation and employee benefits increased $1.1 million due principally to changes in certain incentive compensation agreements, salary increases and a decrease in the discount rate used to calculate retirement plan expense.

Broker-dealer commission expense was $1.9 million higher in the third quarter of 1996 than in the third quarter of 1995 primarily due to greater acceleration of commissions deferred on sales of the Keystone Funds.

The $1.1 million increase in other expenses included increases in expenses related to professional services, office services, recruitment and sales promotion.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued


The Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

Commissionable sales of shares of the Retail Funds totaled $945 million for the nine months ended September 30, 1996, an increase of $168 million, or 22%, from $777 million for the nine months ended September 30, 1995. Total sales of the Retail Funds (including non-commissionable sales and dividend reinvestments and net of commissions paid by investors) were $1.7 billion in the first nine months of 1996, an increase of $289 million, or 21%, from $1.4 billion in the first nine months of 1995. Retail Fund redemptions totaled $2.2 billion in the first three quarters of 1996, an increase of $378 million, or 20%, from $1.9 billion in the first three quarters of 1995.

Revenues for the first nine months of 1996 were $115.7 million, an increase of $12.5 million, or 12%, from $103.2 million for the first nine months of 1995. Distribution Fees increased $8.2 million primarily due to the recovery of the settlement paid to Chase (see Note E to Unaudited Interim Consolidated Financial Statements). Additionally, Distribution Fees paid by the Retail Funds were higher due to higher assets (most notably, in one small company growth fund and one global equity fund).

Mutual fund management fees increased $2.4 million due to an increase in Retail Fund asset levels (primarily in the two Funds mentioned above). Transfer agent fees increased $0.5 million due to an increase in the number of shareholder accounts. Investment income increased $0.2 million due to higher balances in cash and cash equivalents. The $1.3 million increase in other income was due to higher fees earned on increased assets in the wrap-fee account.

Expenses for the nine months ended September 30, 1996 were $106.6 million, an increase of $9.1 million, or 9%, from $97.5 million for the nine months ended September 30, 1995. Compensation and employee benefits increased $4.7 million due to changes in certain incentive compensation agreements, salary increases, higher commissions earned by wholesalers on higher Retail Fund and wrap-fee account sales and a decrease in the discount rate used to calculate retirement plan expense.

Broker-dealer commission expense was $29.0 million for both nine-month periods. Higher commission payments on higher Keystone Fund sales in 1996 were offset by the impact of lower incentive payments in 1996 and the Sale of Collection Rights.

The $4.5 million increase in other expenses included increases in expenses related to professional services, office services, sales promotion, recruitment and occupancy.

The provision for income taxes for the first nine months of 1996 of $4.4 million included a $5.0 million current income tax provision and a $0.6 million deferred income tax credit.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - continued


Capital Resources and Liquidity

Cash flows provided by operating activities for the nine-month periods ended September 30, 1996 and 1995 totaled $6.3 million and $0.8 million, respectively. Cash flows provided by operating activities for the nine-month periods ended September 30, 1996 and 1995 included net cash flows from Distribution Fees and sales commissions collected and retained less commissions and service fees paid to broker-dealers (excluding the $7.0 million payment to Chase and recoveries thereof in 1995) of $23.5 million and $21.5 million, respectively. The $2.0 million increase was due primarily to higher distribution fees on higher Keystone Fund assets. Higher management fees earned on Retail Fund and wrap-fee account assets also contributed to the increase in cash provided by operations. Increased compensation payments had a negative effect on operating cash flows in 1996.

Net cash used in investing activities for the nine months ended September 30, 1996 of $5.7 million included $4.1 million utilized to seed new Retail Funds, $1.2 million in fixed asset additions which are primarily systems-related and a $0.5 million additional investment in the common stock of a closely-held mutual fund management company in Taiwan, Chronicle Securities Investment Trust Co. Net cash flows used in investing activities in the nine months ended September 30, 1995 included a $1.3 million investment in common stock of Kokusai Securities Co., Ltd. which distributes shares of certain Funds managed by the Company in Japan.


In the first nine-months of 1996 and 1995, net treasury stock purchases totaled $0.8 million and $1.1 million, respectively.

As of September 30, 1996, the Company had $34.5 million in unrestricted cash and cash equivalents, $5.0 million in short-term investments available to fund current operations, and $4.2 million in accounts receivable and accrued income (including $1.2 million in receivables from affiliated mutual funds). Current liabilities totaled $14.7 million.

There were no significant cash commitments as of September 30, 1996 for capital expenditures nor are there any significant capital expenditures anticipated for the remainder of 1996. The Company leases most of its furniture and equipment as well as its two main operating facilities.

The Company's capital resources and liquidity are affected by the level and mix of sales of shares of the Keystone Funds and Class B shares of the KAF Funds which are currently sold to investors at net asset value without an initial sales charge using a "spread-load" pricing structure. In June 1995, the Company entered into an agreement for the Sale of Collection Rights (see Note E to Unaudited Interim Consolidated Financial Statements). The purchaser under this agreement has committed to pay up to $75 million for the collection rights depending upon the sales volume of KAF fund Class B shares during a two-year period. Prior to the Merger, the Company will cease selling any collection rights related to future sales under the agreement for the Sale of Collection Rights.

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

The $145.0 million aggregate principal amount of the Senior Secured Notes matures in 2003. There are certain optional and mandatory repayment provisions under the indenture for the Senior Secured Notes (the "Indenture") which include the right to require KI to repurchase (in whole or in part) the Senior Secured Notes in cash in an amount equal to 101% of the principal amount of the Senior Secured Note plus accrued and unpaid interest in the event of a change of control, as defined.

First Union intends to place treasury bills in a trust to be used solely for satisfying scheduled interest and principal obligations under the Indenture. First Union intends to exercise an option under the Indenture to redeem the Senior Secured Notes at a premium during the twelve-month period beginning September 1, 1998.

                           PART II. OTHER INFORMATION
                           --------------------------

Item: 1           Legal Proceedings.  Not Applicable

Item: 2           Changes in Securities.  Not Applicable

Item: 3           Defaults on Senior Securities.  Not Applicable

Item: 4           Submission of Matters to a Vote of  Security Holders.
                  Not Applicable

Item: 5           Other Information.  Not Applicable

Item: 6           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits Required by Item 601 of Regulation S-K

                  The following exhibits are filed as part of this Form 10-Q:

Exhibit No.         Description
-----------         --------------------------------

2.1                 Securities Redemption Agreement among KI, KIMCO and KTLP(6)
2.2                 Instructions from Selling Management Stockholders(4)
2.3                 Agreement and Plan of Acquisition and Merger, dated as of
                    September 6, 1996 by and among Keystone Investments, Inc.,
                    First Union Corporation, First Union National Bank of
                    North Carolina and First Union Keystone, Inc.(1)
3.1(a)(i)           Restated Certificate of Incorporation of KI(8)
3.1(a)(ii)          Amendment to Certificate of Incorporation KI(9)
3.1(b)(i)           Restated Certificate of Incorporation of KIMCO(3)
3.1(b)(ii)          Amendment to Certificate of Incorporation of KIMCO(9)
3.2(a)              By-Laws of KI, as amended(8)
3.2(b)(i)           Amended and Restated By-Laws of KIMCO(3)
3.2(b)(ii)          Amendment to KIMCO By-Laws(12)
4.1                 Indenture among KI, KIMCO and Fleet Bank of Massachusetts,
                    N.A., as Trustee, dated August 19, 1993(5)
4.2                 Pledge and Security Agreement among KI, KIMCO and Fleet
                    Bank of Massachusetts, N.A., as Collateral Agent, dated
                    August 19, 1993(5)
10.3                Amended and Restated Stockholders' Agreement dated August
                    18, 1993(6)
10.4+               Purchase and Sale Agreement dated as of December 31, 1992
                    among KIDC, Citibank, N.A. ("Citibank") and Citicorp North
                    America, Inc. ("Citicorp")(4)
10.6                Office Lease for Premises located at 200 Berkeley Street,
                    Boston, Massachusetts by and between John Hancock Mutual
                    Life Insurance Company and KIMCO dated as of March 15,
                    1991, as amended(2)
10.7                Lease for Premises Located at 101 Main Street, Cambridge,
                    Massachusetts by and between Riverfront Office Park Joint
                    Venture and KIRC dated as of February 9, 1990(2)
10.8++              Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and George S. Bissell(2)

Item: 6             Exhibits and Reports on Form 8-K. - continued

10.9++              Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and Albert H. Elfner, III(2)
10.10++             Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and Stephen J. Arpante(2)
10.11++             Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and Edward F. Godfrey(2)
10.12++             Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and Ralph J. Spuehler, Jr.(2)
10.13++             Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and Roger T. Wickers(2)
10.14++             Split Dollar Agreement dated as of April 15, 1992 by and
                    between KI and Philip M. Byrne(2)
10.15++             Amendments to Split Dollar Agreements dated October
                    1994(7)
10.22(a)++          Keystone Group, Inc. 1989 Stock Plan(2)
10.22(b)++          First Amendment to the Keystone Group, Inc. 1989 Stock
                    Plan(6)
10.23(a)++          Keystone Investments, Inc. Short-Term Management Incentive
                    Plan, as revised June 1996(13)
10.23(b)++          Keystone Investments, Inc. Short-Term Management Incentive
                    Plan for Senior Management, as revised June 1996(13)
10.24++             KIMCO Short-Term Incentive Plan for Investment
                    Professionals, as revised April 1995(12)
10.26++             Keystone Investments Annual Performance Bonus Plan, as
                    revised October 1995(12)
10.27               KI 1989 Employee Securities Purchase Plan A(2)
10.28               KI 1989 Employee Securities Purchase Plan B(2)
10.29               KI 1992 Employees Securities Purchase Plan C(2)
10.30++             KI Defined Benefit Pension Plan, effective January 1,
                    1990(4)
10.31++             KI 1994 Stock Option Plan(7)
10.32++             Compensatory Arrangement for Non-Employee KI Directors(7)
10.33               Purchase and Sale Agreement among KIDC, Citibank, and
                    Citicorp dated as of May 31, 1995(10)
10.34               Undertaking among KI, KIMCO, Citibank, and Citicorp dated
                    as of May 31, 1995(10)
10.35               Servicing Agreement among KIDC, Citibank, and Citicorp
                    dated as of May 31, 1995(10)
10.36               Collection Agency Agreement among KIDC, Citibank,
                    Citicorp, and Bankers Trust Company dated as of May 31,
                    1995(10)
10.37               Amendments No. 2 and 3 to Office Lease for Premises
                    located at 200 Berkeley Street, Boston, MA, by and between John Hancock Mutual Life Insurance Company and Keystone
                    Investment Management Company, dated October 2, 1994 and
                    August 25, 1995, respectively(11)
10.38++             Keystone Investments, Inc. Deferred Profit Sharing Plan
                    for Key Executives dated May 1996(13)
10.39               Amendment to Amended and Restated Stockholders' Agreement
                    dated March 30, 1994(13)
10.40++             Employment Agreement between Keystone Investments, Inc.
                    and Albert H. Elfner, III(1)
10.41++             Employment Agreement between Keystone Investments, Inc.
                    and Edward F. Godfrey(1)
10.42++             Employment Agreement between Keystone Investments, Inc.
                    and Ralph J. Spuehler(1)

Item: 6              Exhibits and Reports on Form 8-K. - continued

27.00                Financial Data Schedule(1)
99.1                 Statement of Policy re Officers' Stock Purchase Program(8)

--------------------

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

12 Incorporated by reference herein to the corresponding exhibit to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1996.

13 Incorporated by reference herein to the corresponding exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 13, 1996.

Item: 6               Exhibits and Reports on Form 8-K. - continued

+        Confidential treatment has been granted for portions of this document.

++       Management contract or compensatory plan or arrangement.

+++ Exhibits and Schedules to the Agreement and Plan of Acquisition and Merger are not filed herewith. A copy of any such Exhibit or Schedule will be furnished supplementally to the Commission upon request.

       (b)            Reports on Form 8-K

On September 11, 1996, Keystone Investments, Inc. and Keystone Investment Management Company filed a Report on Form 8-K dated September 10, 1996. Under "Item 5 - Other Events" of Form 8-K it was reported that Keystone Investments, Inc. had entered into an Agreement and Plan of Acquisition and Merger with First Union Corporation. See Footnote B to the Unaudited Interim Consolidated Financial Statements of Keystone Investments, Inc. and Subsidiaries.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf this 12th day of November, 1996 by the undersigned thereunto duly authorized.


Keystone Investments, Inc.
(Registrant)



/s/Edward F. Godfrey
--------------------------------------------------
Edward F. Godfrey
Senior Vice President, Chief Financial Officer and
   Treasurer



/s/John D. Rogol
--------------------------------------------------
John D. Rogol
Vice President and Controller




Keystone Investment Management Company
(Registrant)



/s/Edward F. Godfrey
--------------------------------------------------
Edward F. Godfrey
Senior Vice President, Chief Financial Officer and
  Treasurer


/s/John D. Rogol
--------------------------------------------------
John D. Rogol
Vice President and Controller